Form 10-Q/A
period 2021-03-31
CA Healthcare Acquisition Corp.
filed 2021-05-26
CIK 1832352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on May 25, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of May 2021.

CA HEALTHCARE ACQUISITION CORP.

By:	/s/ Larry J. Neiterman
Name:	Larry J. Neiterman
Title:	Chief Executive Officer