Form 10-Q
period 2021-06-30
CA Healthcare Acquisition Corp.
filed 2021-08-02
CIK 1832352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	CAHCU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	CAHC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share, subject to adjustment	CAHCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 2, 2021, 11,500,000 shares of Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CA HEALTHCARE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CA HEALTHCARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$623,676	$9,498
Prepaid expenses	328,863	—
Total current assets	952,539	9,498
Investments held in Trust Account	115,012,434	—
Deferred offering costs associated with initial public offering	—	141,200
Total Assets	$115,964,973	$150,698

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$23,750	$8,000
Accrued expenses	110,288	—
Franchise tax payable	49,971	609
Due to related party	2,275	—
Note payable - related party	—	119,352
Total current liabilities	186,284	127,961
Deferred underwriting commissions	4,025,000	—
Derivative warrant liabilities	9,587,000	—
Total liabilities	13,798,284	127,961

Commitments and Contingencies

Class A common stock, $0.0001 par value; 9,716,668 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	97,166,680	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,783,332 and -0- shares issued and outstanding (excluding 9,716,668 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	178	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	288	288
Additional paid-in capital	5,588,462	24,712
Accumulated deficit	(588,919)	(2,263)
Total stockholders' equity	5,000,009	22,737
Total Liabilities and Stockholders' Equity	$115,964,973	$150,698

The accompanying notes are an integral part of these unaudited condensed financial statements.

CA HEALTHCARE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months	For the six months ended
	ended June 30, 2021	June 30, 2021
General and administrative expenses	$266,412	$410,300
Franchise tax expense	49,863	98,680
Loss from operations	(316,275)	(508,980)
Other income (expense)
Change in fair value of derivative warrant liabilities	(3,056,500)	270,500
Offering costs - derivative warrant liabilities	—	(360,610)
Income from investments held in Trust Account	2,786	12,434
Loss before tax	(3,369,989)	(586,656)
Income tax expense	—	—
Net loss	$(3,369,989)	$(586,656)
Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	10,049,964	9,925,703
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—
Basic and diluted weighted average shares outstanding of non-redeemable common stock	4,325,036	4,147,748
Basic and diluted net loss per share, non-redeemable common stock	$(0.78)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CA HEALTHCARE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three and six months ended June 30, 2021
	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	—	$—	2,875,000	$288	$24,712	$(2,263)	$22,737
Sale of units in initial public offering, less fair value of public warrants	11,500,000	1,150	—	—	109,191,350	—	109,192,500
Offering costs	—	—	—	—	(6,461,892)	—	(6,461,892)
Class A common stock subject to possible redemption	(10,053,667)	(1,005)	—	—	(100,535,665)	—	(100,536,670)
Net income	—	—	—	—	—	2,783,333	2,783,333
Balance - March 31, 2021 (Unaudited)	1,446,333	145	2,875,000	288	2,218,505	2,781,070	5,000,008
Class A common stock subject to possible redemption	336,999	33	—	—	3,369,957	—	3,369,990
Net loss	—	—	—	—	—	(3,369,989)	(3,369,989)
Balance - June 30, 2021 (Unaudited)	1,783,332	$178	2,875,000	$288	$5,588,462	$(588,919)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

CA HEALTHCARE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(586,656)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid through note payable to Sponsor	1,871
Change in fair value of derivative warrant liabilities	(270,500)
Offering costs - derivative warrant liabilities	360,610
Income from investments held in Trust Account	(12,434)
Changes in operating assets and liabilities:
Prepaid expenses	(328,863)
Accounts payable	15,750
Accrued expenses	15,288
Franchise tax payable	49,362
Due to related party	2,275
Net cash used in operating activities	(753,297)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(133,770)
Proceeds received from initial public offering, gross	115,000,000
Proceeds received from private placement warrant	4,050,000
Offering costs paid	(2,548,755)
Net cash provided by financing activities	116,367,475

Net increase in cash	614,178

Cash — beginning of the period	9,498
Cash — end of the period	$623,676

Supplemental disclosure of noncash activities:
Offering costs paid through note payable to Sponsor	$12,547
Offering costs included in accrued expenses	$95,000
Deferred underwriting commissions in connection with the initial public offering	$4,025,000
Initial value of Class A common stock subject to possible redemption	$97,382,330
Change in value of Class A common stock subject to possible redemption	$(215,650)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not yet commenced operations. All activity since inception through June 30, 2021 related to the Company’s formation and the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, the search for a target for its initial Business Combination.

The Company’s sponsor is CA Healthcare Sponsor LLC, a Delaware limited liability company controlled by certain of the Company’s officers, directors and advisors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission on January 26, 2021. On January 29, 2021, the Company consummated its Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 1,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $6.5 million, of which approximately $4.0 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) to the Sponsor of 4,050,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $4.1 million (Note 5).

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

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity" ("ASC 480").

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

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $624,000 in cash and working capital of approximately $816,000.

The Company’s liquidity needs through June 30, 2021 and prior were satisfied through a cash payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 5), the loan under the Note of approximately $134,000 (as defined in Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on January 29, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

As of June 30, 2021, there is an outstanding balance of $2,275 due to the Sponsor for certain reimbursable expenses and other expenses paid on the Company’s behalf.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Potential Business Combination

On April 6, 2021, the Company, LumiraDx Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands ("LumiraDx") and LumiraDx Merger Sub, Inc., a newly formed Delaware corporation and wholly owned subsidiary of LumiraDx ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement") that, among other things, provides for Merger Sub to be merged with and into the Company with the Company being the surviving corporation in the merger (the "Merger"). As a result of and upon consummation of the Merger, the Company will become a wholly owned subsidiary of LumiraDx, with security holders of the Company becoming security holders of LumiraDx. The Merger Agreement contains customary representations and warranties, covenants, closing conditions, termination provisions and other terms relating to the Merger and the other transactions contemplated thereby. The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction (or waiver) of the conditions set forth therein.

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on January 29, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (Warrants) as presented in its audited balance sheet as of January 29, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to FASB ASC Topic 250, “Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99,” (“Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction was reflected in the unaudited condensed financial statements as of and for the three months ended March 31, 2021 which resulted in a $10.0 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item recorded as part of the activity in the period from October 7, 2020 (inception) through March 31, 2021. There was no change to total stockholders’ equity as reported.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, there were no cash equivalents.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of June 30, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable, and due to related party approximate their fair values due to the short-term nature of the instruments.  The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The 5,750,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,050,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations.

The fair value of Public Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.  Of the total offering costs of the Initial Public Offering, approximately $0.3 million is included in offering cost - derivative warrant liabilities in the unaudited condensed statements of operations and $6.5 million is included in stockholders’ equity.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 9,716,668 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. There were no Class A common stock issued and outstanding as of December 31, 2020.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets of approximately $104,000 with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 9,800,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common stock, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

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

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share:

		For The six
	For the three months	months ended
	ended June 30, 2021	June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$2,354	$10,505
Less: Company's portion available to be withdrawn to pay taxes	(2,354)	(10,505)
Net income attributable	$—	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	10,049,964	9,925,703
Basic and diluted net income per share	$—	$—

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings allocable to Class A common stock subject to possible redemption
Net loss	$(3,369,989)	$(586,656)
Net income allocable to Class A common stock subject to possible redemption	—	—
Non-redeemable net loss	$(3,369,989)	$(586,656)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,325,036	4,147,748
Basic and diluted net loss per share, Non-redeemable common stock	$(0.78)	$(0.14)

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

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,050,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $4.1 million.

Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Warrants.

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

Due To Related Party

As of June 30, 2021, there is an outstanding balance of $2,275 due to the Sponsor for certain reimbursable expenses and other expenses paid on the Company’s behalf. The balance is non-interest bearing and payable upon demand.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.00 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

Note 7—Derivative Warrant Liabilities

As of June 30, 2021, there were 5,750,000 and 4,050,000 Public Warrants and Private Placement Warrants, respectively, outstanding. There were no warrants outstanding as of December 31, 2020.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants have an exercise price of $11.50 per share, subject to adjustment, and will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (excluding the Private Placement Warrants):

● in whole and not in part;

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 1,783,332 shares of Class A common stock issued and outstanding, excluding 9,716,668 shares of Class A common stock subject to possible redemption. There were no Class A common stock issued and outstanding as of December 31, 2020.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. As of June 30, 2021 and December 31, 2020, there were 2,875,000 shares of Class B common stock issued and outstanding.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9—Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$115,012,434	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$5,577,500	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$4,009,500

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was approximately $3.0 million, when the Public Warrants were separately listed and traded.

Level 1   instruments include investments in mutual funds invested in government securities and the Public Warrants. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently are based on the listed market price of such warrants, a Level 1 measurement since March 9, 2021. The fair value of the Private Placement Warrants have been measured at fair value using a Black-Scholes simulation. For the three months ended June 30, 2021, the Company recognized a loss to the statements of operations resulting from an increase in the fair value of liabilities of approximately $3.1 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2021, the Company recognized a gain to the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $271,000 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

CA HEALTHCARE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 29, 2021		As of March 31, 2021	As of June 30, 2021
	Public	Private	Private	Private
Volatility	20.0%	20.0%	17.5%	18.0%
Stock price	$9.76	$9.76	$9.67	$9.88
Expected term to Business Combination	5.40	5.40	5.25	5.00
Risk-free rate	0.50%	0.50%	1.00%	0.90%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 29, 2021	4,050,000	5,807,500	9,857,500
Change in fair value of derivative warrant liabilities	(567,000)	(2,760,000)	(3,327,000)
Fair value as of March 31, 2021	3,483,000	3,047,500	6,530,500
Change in fair value of derivative warrant liabilities	526,500	2,530,000	3,056,500
Fair value as of June 30, 2021	$4,009,500	$5,577,500	$9,587,000

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The registration statement for our Initial Public Offering (“Initial Public Offering”) was declared effective by the SEC on January 26, 2021. On January 29, 2021, we consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 1,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $6.5 million, of which approximately $4.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) to our Sponsor of 4,050,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $4.1 million.

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

Results of Operations

Our entire activity from October 7, 2020 (inception) through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $3.4 million, which consisted of approximately $3,000 of income from investments held in Trust Account, offset by approximately $3.1 million of change in fair value of derivative warrant liabilities, approximately $266,000 of general and administrative expenses, and approximately $50,000 of franchise tax expense.

For the six months ended June 30, 2021, we had a net loss of approximately $579,000, which consisted of approximately $271,000 of change in fair value of derivative warrant liabilities and approximately $12,000 of income from investments held in Trust Account, offset by $403,000 of general and administrative expenses, approximately $99,000 of franchise tax expense, and approximately $361,000 of offering costs - derivative warrant liabilities.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $624,000 in cash and working capital of approximately $766,000.

Our liquidity needs through June 30, 2021 and prior were satisfied through a cash payment of $25,000 from our Sponsor to purchase the Founder Shares (as defined below), a loan under a promissory note from our Sponsor of approximately $134,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the loan on January 29, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, a total of 9,716,668 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet. There were no Class A common stock issued and outstanding as of December 31, 2020.

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

The 5,750,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,050,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations.

The fair value of Public Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net Income (Loss) Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,800,000 shares of our common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

We apply the two-class method in calculating earnings per share. Net income (loss) per common stock, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common stock, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to Class A shares common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to issues related to the accounting for the Company’s warrants, as described below.

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

Changes in Internal Control over Financial Reporting

Other than as discussed herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In light of the revision to the classification of the Warrants as liabilities in our financial statements, including our January 29, 2021 audited balance sheet, as described in Note 2 of the accompanying condensed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result, included on our balance sheet as of March 31, 2021 contained in our March 31, 2021 quarterly report in Form 10-Q are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of August 2021.

CA HEALTHCARE ACQUISITION CORP.

By:	/s/ Larry J. Neiterman
Name:	Larry J. Neiterman
Title:	Chief Executive Officer